Form 10QSB
period 2001-03-31
PRECISION PLASTICS MOLDING INC
filed 2001-05-18
CIK 1133145

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the Quarterly Period Ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the Transition Period From _____________ to ______________


                         Commission File Number: 0-32251


                        PRECISION PLASTICS MOLDING, INC.
             (Exact Name of Registrant as Specified in its Charter)


            Nevada                                              86-0914668
(State of Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)


               216 South Alma School Rd, Suite 10, Mesa, Az 85210
                    (Address of Principal Executive Offices)


                                 (480) 898-1846
              (Registrant's telephone number, including area code)


                                       N/A
              (Former name, former address and formal fiscal year,
                          if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 14, 2001, Precision Plastics Molding, Inc. Registrant had 13,300,000 shares of its $0.001 par value common stock outstanding.

                                    FORM 10-Q
                               THIRD QUARTER 2001

                        Precision Plastics Molding, Inc.

                                      INDEX

PART I. FINANCIAL INFORMATION                                              PAGE
                                                                           ----

     Balance Sheets - March 31, 2001 and June 30, 2000....................  3-4

     Statements of Operations for the Three and Nine Months
       Ended March 31, 2001 and 2000......................................   5

     Statement of Cash Flows - for the Nine Months
       Ended March 31, 2001 and 2000......................................  6-7

     Notes to Financial Statements........................................   8

     Management's Discussion and Analysis of Financial Condition
       and Results of Operations..........................................   9

                        PRECISION PLASTICS MOLDING, INC.
                                 Balance Sheets

                                     ASSETS

                                                      March 31,         June 30,
                                                        2001              2000
                                                      --------          --------
                                                     (Unaudited)       (Audited)
CURRENT ASSETS
  Cash                                                $ 80,387          $110,275
  Receivables
   Trade accounts, net of allowance for doubtful
    accounts of $9,096 at March 31, 2001 and
    June 30, 2000                                      104,684            83,606
  Inventory                                            118,887            98,581
                                                      --------          --------

       Total Current Assets                            303,958           292,462
                                                      --------          --------

PROPERTY AND EQUIPMENT                                 443,145           607,201
                                                      --------          --------
OTHER ASSETS
  Other Assets                                           6,750             6,750
                                                      --------          --------

       Total Other Assets                                6,750             6,750
                                                      --------          --------

                                                      $753,854          $906,413
                                                      ========          ========

                See accompanying notes to financial statements.

                        PRECISION PLASTICS MOLDING, INC.
                           Balance Sheets (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                      March 31,       June 30,
                                                         2001           2000
                                                     -----------    -----------
CURRENT LIABILITIES
  Accounts payable                                   $    15,488    $    13,912
  Accrued expenses                                        41,548         53,619
  Capital lease obligation-current portion                 2,236          2,091
  Payable to parent company                                   --        465,586
                                                     -----------    -----------

       Total Current Liabilities                          59,272        535,208
                                                     -----------    -----------
LONG-TERM LIABILITIES
  Capital lease obligations                                  591          2,287
                                                     -----------    -----------

       Total Long-term liabilities                           591          2,287
                                                     -----------    -----------

       Total Liabilities                                  59,863        537,495
                                                     -----------    -----------

STOCKHOLDERS' EQUITY
  Convertible preferred stock, $1,000 par, 10%
   convertible, series A; 1,000 shares authorized;
   36 shares issued and outstanding, liquidation
   preference of $36,000                                  36,000         36,000
  Common stock, $.001 par value; 50,000,000 shares
   authorized; 13,300,000 and 11,500,000 shares
   issued and outstanding                                 13,300         11,500
  Additional paid-in capital                           1,323,073        870,589
  Accumulated deficit                                   (678,382)      (549,171)
                                                     -----------    -----------

       Total Stockholders' Equity                        693,991        368,918
                                                     -----------    -----------

                                                     $   753,854    $   906,413
                                                     ===========    ===========

                See accompanying notes to financial statements.

                        PRECISION PLASTICS MOLDING, INC.
                            Statements of Operations
                                   (Unaudited)

                                               For the Three Months Ended        For the Nine Months Ended
                                                        March 31,                        March 31,
                                              ----------------------------      ----------------------------
                                                  2001            2000               2001            2000
                                              ------------    ------------      ------------    ------------
Net sales                                     $    172,109    $    142,930      $    539,558    $    487,403

Less cost of sales                                 118,584         111,485           428,907         275,076
                                              ------------    ------------      ------------    ------------

Gross profit                                        53,525          31,445           110,651         212,327

Selling, general and administrative expenses        92,442         215,226           237,368         458,967
                                              ------------    ------------      ------------    ------------

Operating income or (loss)                         (38,917)       (183,781)         (126,717)       (246,640)
                                              ------------    ------------      ------------    ------------

Other income and (expenses), net                      (235)          1,102             1,625           9,651

Preferred dividends                                 (1,814)                           (4,118)
                                              ------------    ------------      ------------    ------------

Net income (loss) before income taxes              (40,966)       (182,679)         (129,210)       (236,989)

Provision for income taxes                              --              --                --              --
                                              ------------    ------------      ------------    ------------

Net loss                                      $    (40,966)   $   (182,679)         (129,210)       (236,989)
                                              ============    ============      ============    ============

Net income or (loss) per share                $       (.00)   $       (.02)     $       (.01)   $       (.04)
                                              ============    ============      ============    ============

Weighted Average Shares Outstanding             13,300,000       9,000,000        13,100,000       6,444,445
                                              ============    ============      ============    ============

                 See accompanying notes to financial statements.

                        PRECISION PLASTICS MOLDING, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                        For the Nine Months Ended
                                                                              December 31,
                                                                        -------------------------
                                                                           2001             2000
                                                                        ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                              $(129,210)       $(236,989)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
   Depreciation and amortization                                          155,863          155,198
   Changes in operating assets and liabilities (net of acquisition)
    (Increase) decrease in
      Receivables - trade and other                                       (21,078)         135,147
      Inventory                                                           (20,306)         104,466
      Prepaid expenses and other                                               --            1,699
      Increase (decrease) in
      Accounts payable                                                      1,576          (74,721)
      Accrued liabilities                                                 (12,071)          (9,289)
                                                                        ---------        ---------

          Net Cash Used in Operating Activities                           (25,226)          75,511
                                                                        ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                           --               --
  Cash received from sale of assets                                         1,007               --
  Cash received for notes receivable                                           --               --
  Cash paid for acquisition of Accurate                                        --               --
                                                                        ---------        ---------

          Net Cash Provided by Investing Activities                     $   1,007        $      --
                                                                        ---------        ---------

                 See accompanying notes to financial statements.

                        PRECISION PLASTICS MOLDING, INC.
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                  For the Nine Months Ended
                                                                          March 31,
                                                                  -------------------------
                                                                     2001           2000
                                                                  ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on notes payable                             $  (1,551)      $(305,002)
  Cash received for issuance of preferred stock                          --         180,000
  Cash received from parent company                                      --         173,043
  Preferred dividends                                                (4,118)         (1,786)
                                                                  ---------       ---------

          Net Cash Provided (Used) by Financing Activities           (5,669)         46,255
                                                                  ---------       ---------

INCREASE (DECREASE) IN CASH                                         (29,888)        121,766

CASH, BEGINNING OF PERIOD                                           110,275          62,875
                                                                  ---------       ---------

CASH, END OF PERIOD                                               $  80,387       $ 184,641
                                                                  =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid for income taxes                                     $      --       $      --
                                                                  =========       =========
   Cash paid for interest                                         $     462       $   2,642
                                                                  =========       =========

                 See accompanying notes to financial statements.

                        PRECISION PLASTICS MOLDING, INC.
                        Notes to the Financial Statements
                                 March 31, 2001


NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

GENERAL

Precision Plastics Molding, Inc. (the "Company") has elected to omit substantially all footnotes to the financial statements for the nine months ended March 31, 2001, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Registration Statement filed on Form 10 for the Fiscal year ended June 30, 2000.

UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all normal and recurring adjustment which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

STOCKHOLDERS EQUITY TRANSACTION

During the three month period ended September 30, 2000, the Company converted debt to the parent company of $454,283 to equity by issuing 1,800,000 shares of common stock.

                        PRECISION PLASTICS MOLDING, INC.
                                 March 31, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

Cash and cash equivalents totaled $80,387 at March 31, 2001 compared to $110,275 at June 30, 2000. The decrease in cash of $(29,888) was due primarily to the use of approximately $25,000 in operations, the payment of dividends of $4,118 and the payments on the lease obligation of $1,551. The Companies current cash requirements are for the operations of the Company, the purchase of inventory and payments on debt.

Long term cash requirements are for the support of normal operating expenses, payments on our remaining capital lease obligation, and the payment of preferred dividends. If found, funds are anticipated for the acquisition of additional ventures, however, funds will need to be raised to support such new ventures, or to expand operations through a sales force. The company currently has not located any additional acquisitions. The Company believes that its existing cash and anticipated cash generated from operations will be sufficient to satisfy its currently anticipated cash requirements for fiscal year 2001.

The Company's principal commitments at March 31, 2000 consists of obligations under capital leases and operating leases for facilities.

RESULTS OF OPERATIONS

The Company generated revenues from operations of $ 172,109 with cost of sales of $118,584, and a gross margin of $53,525, for the quarter ended March 31, 2001 as compared to revenues of $142,930 with cost of sales of $111,485 and gross profit of $31,445 for the same period last year. The 20% increase in sales is due to the increased volume of injection molding. The increase also increased our profit margin 9% over the same period last year.

Selling, general and administrative expenses were $92,442 for the third quarter 2001 a decrease of $122,784 over the same period last year. The decrease is primarily due to the decrease in personnel, and other overhead expenses and the continuing effort to minimize our operating expenses.

Management anticipates that general selling and administrative expenses will continue to remain constant.

The Company incurred a loss of $(40,966) for the third quarter 2001 compared to a loss of $(182,679) for the same time period a year ago. The $141,000 increase in net income is due to the increase in sales, the increase in gross margin and the decrease in wages and overhead expenses.

The 2nd fiscal quarter is typically the slowest quarter of the year, due to the holidays and the seasonal aspect to the orders of our customers. No other seasonal aspects of the Company's business are expected to have a material effect on the financial conditions or results of operations.

                        PRECISION PLASTICS MOLDING, INC.
                                 March 31, 2001

PLAN OF OPERATIONS

The Company's plan for 2001 is to increase sales in the plastic molding operations and explore potential acquisitions and or launch a sales force to increase volume to reach our manufacturing capacity in the Mesa plant.


                           PART II OTHER INFORMATION

     None

                        PRECISION PLASTICS MOLDING, INC.
                                 March 31, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2001

                                        Precision Plastics Molding, Inc.


                                        By: /s/ David Westfere
                                            ------------------------------------
                                            David Westfere, CEO


                                        By: /s/ Todd D. Chisholm
                                            ------------------------------------
                                            Todd D. Chisholm, CFO