Form 10KSB40
period 2001-06-30
PRECISION PLASTICS MOLDING INC
filed 2001-10-17
CIK 1133145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        For the fiscal year June 30, 2001

    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition period from              to
                                        ------------    ------------

                         Commission File Number 0-32251


                        PRECISION PLASTICS MOLDING, INC.
                 (Name of Small Business Issuer in its Charter)

            Nevada                                         86-0914668
State or Other Jurisdiction of                 (IRS Employer Identification No.)
Incorporation or Organization

 216 S. Alma School Road, Mesa, Arizona                       85210
(Address of Principal Executive Offices)                   (Zip Code)

                                 (480) 898-1846
                (Issuer's Telephone Number, Including Area Code)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.001 per share

     Check whether the issuer: (1) filed all Reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check here if there is no disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The Issuer's gross revenues, for the year ended June 30, 2001, were $709,172.

     The number of shares of Common Stock of the issuer outstanding as of June 30, 2001 was 13,300,000.

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

     Incorporated by reference to this annual report is its Forms 10SB/A filed by the Registrant on August 2, 2001 and Form NT 10-K filed on September 28, 2001.

                                TABLE OF CONTENTS



PART I                                                                  Page No.
                                                                        --------
Item 1.   Description of Business ......................................    3
Item 2.   Description of Property ......................................    5
Item 3.   Legal Proceedings ............................................    5
Item 4.   Submission of Matters to a Vote of Security Holders ..........    5

PART II

Item 5.   Market For Common Equity and Other Stockholder Matters .......    6
Item 6.   Management's Discussion and Analysis or Plan of Operation ....    6
Item 7.   Financial Statements .........................................    8
Item 8.   Changes in and Disagreements With Accountants ................    8

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons..    9
Item 10.  Executive Compensation .......................................   10
Item 11.  Security Ownership of Certain Beneficial Owners and
            Management .................................................   11
Item 12.  Certain Relationships and Related Transactions ...............   12
Item 13.  Exhibits List and Reports on Form 8-K ........................   13

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

HISTORY

     The Company was incorporated in the State of Nevada on November 25,1997 as "Precision Plastics of NV, Inc.," and in 1998 the Company changed its name to "Precision Plastics Molding, Inc." It was formed for the purpose of acquiring the assets of two or more small, custom plastic injection molders, and reorganizing them into a single entity. The Company currently generates revenues from manufacturing custom plastic products and parts for other companies. The Company is a majority-owned subsidiary of Diamond Equities, Inc., a publicly traded Nevada corporation (referred to herein as either the "Parent" or "Diamond").

     Diamond was incorporated in the State of Nevada on July 24, 1987, under the name of "KTA Corporation." On September 25, 1989, the Parent changed its name to "United Payphone Services, Inc." Until November 19, 1996, the Parent was in the business of operating, servicing and maintaining a system of privately-owned public pay telephones. In November of 1997, the Parent sold substantially all of its assets in the payphone business to a company not affiliated with the Parent. On June 2, 1997, the Parent changed its name to "Diamond Equities, Inc."

     The Parent is a publicly traded company on the NASDAQ OTC Bulletin Board, trading under the symbol DDEQ. Information regarding the Parent is available on its Form I0-KSB Annual Report and its quarterly Form 10-QSB, as filed with the SEC, which is incorporated herein by reference and copies of which are available from the Public Reference section at the SEC office in Washington, DC or upon request to the Parent.

     On June 15, 1998 the Company purchased the assets of Premier Plastics Corporation ("Premier"), a Tempe, Arizona Private Corporation engaged in the plastic injection molding business. The Company paid consideration of $80,000 in cash, together with the assumption of various notes and payables in the amount of approximately $40,000. In addition, the selling shareholder of Premier received 300,000 shares of common stock of the Company valued at $0.25 per share. Prior to this acquisition, the Company had no assets. The purchase price was determined by negotiations between the parties. The cash paid by the Company came from the Parent. There was no prior relationship between Premier and its sole shareholder, on the one hand, and the officers and directors of the Company or the Parent, on the other hand.

     In addition, on July 20, 1998, the Company purchased substantially all the assets of Accurate Thermoplastics, Inc. ("Accurate"), a Mesa, Arizona Private Corporation engaged in the plastic injection molding business. The assets purchased included equipment, inventory, contract rights, customer lists, know-how, drawings, specifications and intellectual property. The sole shareholder of Accurate, Roy L. Thompson, was engaged to serve as a consultant to the Company. He no longer serves in that capacity. The business of Accurate continues under the Company's name. The Company acquired the assets of Accurate for payment of Five Hundred Sixty Thousand Dollars ($560,000), consisting of cash and a promissory note, and for the assumption by the Company of certain liabilities of Accurate. The purchase price paid by the Company was determined by negotiations between the parties. To raise funds to purchase the assets of Accurate, the Company issued 2,000,000 Shares of its Common Stock to Diamond. There was and is no other relationship between Accurate and its sole shareholder, on the one hand, and the officers and directors of the Company or Diamond, on the other hand. The Company defaulted on the note payable to Accurate, and on July 9, 1999, Accurate filed suit against the Company and Diamond alleging breach of contract for failure to perform certain provisions of the asset purchase agreement, seeking unspecified damages. The parties subsequently settled the lawsuit. To settle the lawsuit, the Company paid $165,000 in cash to Accurate and Diamond issued an additional 14,000 shares of its common stock to the plaintiff.

     After acquiring the assets of Premier and Accurate, the Company combined their operations, with both acquisitions now operating under the name of the Company. All operations are conducted at the former Accurate facility located at 216 S. Alma School Rd., Mesa, Arizona.

CURRENT OPERATIONS

     The Company produces injection-molded plastic products according to a customer's specifications. The Company's two largest customers are Axxess Technologies and Amsafe, Inc. For the six months ended December 31, 2000, these companies together represented 48% and 15%, respectively, of the sales of the Company. Axxess Technologies uses the products the Company manufactures in its key making operations. Amsafe, Inc., uses the products the Company manufactures primarily in the manufacture of aircraft safety restraints.

     Generally, a customer provides its own injection molds, but the Company occasionally arranges to build a mold to the customer's specifications. Outside contractors usually design and build these molds, and the Company passes all Development costs for these molds onto the customer. When a mold is completed and paid for, the Company then manufactures as many or as few products as the customer desires, and the mold become the customer's property. As a result, the Company does not presently own the rights to any of the products that it produces.

     Most of the customer's products require more than just one molded part. In most cases several parts are molded and then assembled. The Company does not always mold all of the parts for assembly nor does it normally assemble the parts it manufactures. The molded parts the Company manufactures may either be used as a part of its customer's manufacturing process, or as part of the finished product the customer produces.

     The Company had, as of September 1, 2001, no sales backlog or any order backlog, but has the raw materials to run production for expected sales as they occur.

CUSTOMERS AND SUPPLIERS

     The Company currently makes products for approximately fifteen (15) different customers. For the six months ended December 31, 2000, there were two customers that represented ten percent (10%) or more of the revenues of the Company. Those customers are:

                                        SIX MONTHS ENDING
                                        DECEMBER 31, 2000
                CUSTOMER                   % OF REVENUE
                --------                   ------------
                Axxess Technologies            48%

                Amsafe Inc.                    15%

     The Company has approximately fifteen (15) to twenty (20) suppliers at any given time. These suppliers supply boxes, plastic resin, and other products used in the manufacturing process. The Company's main suppliers of resin are GE, Polymerland and Plastics General Polymers.

MARKETING

     Currently, the Company does not have a marketing or sales force. The current customers were acquired from Accurate and Premier. The Company's primary resource for new customers is from customer and vendor referrals. The Company may, if cash flow permits, hire personnel to find additional customers.

     As is common in the industry, the Company primarily relies on the need for a new plastic component for new business. Customers currently having its components manufactured by a competitor are reluctant to move to a new molding company because such a move necessarily would cause a delay in production as the customer's molds are transferred to the new molding company. Therefore, a marketing campaign designed to target a competitor's customers is not as effective in the plastics molding industry as in others.

EMPLOYEES

     The Company has seven (7) non-union employees: One (1) is a plant manager, one (1) is a production supervisor, one (1) is a quality assurance manager, one is an operator, and three (3) are engaged in office and clerical duties.

FORWARD-LOOKING STATEMENTS

     This  report  contains  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbors created thereby. Actual results could differ materially because of the following uncertain factors: the inability to make additional acquisitions; the probability of losses due to its new line of business; the continued employment of key management; a change in control of the Company.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company's leases its operating facilities located at 216 S. Alma School Rd., Mesa, Arizona (the "Facility"). The Company shares the Facility with Diamond. In the Facility the Company uses 13,000 square feet for production and 2,000 square feet for offices. The Company leases the Facility under an operating lease that expired in July 1999. The Company has subsequently occupied the Facility on a month-to-month basis. Rent expense under the lease was approximately $86,000 for the year ended June 30, 1999 and $83,874 for the year ended June 30, 2000. The current lease rate is $6,885 per month.

     The Facility is in satisfactory condition and the Company has such space as management considers necessary or desirable to conduct the Company's business. Management believes the leased space will meet the needs of the Company for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not currently a party to any material pending legal proceedings or government actions (except as set forth below), including any material bankruptcy, receivership, or similar proceedings. Except as set forth below, management of the Company does not believe that there are any material proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5 percent of the Common Stock of the Company, or any associate of any such director, officer, affiliate of the Company or security holder is a party adverse to the Company or has a material interest adverse to the Company.

     The Company was allegedly in default on the remaining balance due on a note payable to Accurate in the amount of $116,325 as of June 30, 1999. Also, the Company was performing services in lieu of payments on a note payable in the amount of $94,639 assumed from Accurate in 1998 in connection with the purchase of the assets of Accurate. In March 1999 an agreement was reached with Accurate and Roy L. Thompson (the "Holders") to return all material and tooling belonging to the Holders and to offset $46,015 owing from the Holders against the note balance, resulting in a gain of $48,624. Nonetheless, on July 9, 1999 the Holders filed a lawsuit against the Company related to the note payable and a consulting agreement with Mr. Thompson. A settlement was reached on November 23, 1999 whereby the Company agreed to pay $165,000 and issue 14,000 shares of Diamond common stock to the Holders as payment in full for the note payable and commitment payable relating to the consulting agreement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fiscal year ended June 30, 2001, to a vote of the Company's security holders.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

     The Company's Common Stock has historically been closely held and not publicly traded. The Company's stock is not currently listed on any national stock exchanges. Currently, there is no market for either the Class A Preferred Stock or the Common Stock of the Company.

SHARES OUTSTANDING

COMMON STOCK

     As of June 30, 2001, there were 13,300,000 shares outstanding, with one hundred (100) holders of record of the Company's Common Stock. The Company has paid no dividends on its Common Stock since its inception.

PREFERRED STOCK

     As of June 30, 2001, there were thirty-six (36) shares of Class A Convertible Preferred Stock outstanding, with four (4) holders of record. The Company has paid $7,167 dividends on the Class A Preferred Stock in the prior two fiscal years. Dividends of $910 are accrued as of June 30, 2001.

RELATED STOCKHOLDER MATTERS

     Diamond is the parent of the Company, which currently owns approximately 63% of the outstanding Common Stock of the Company. From the inception of the Company, Diamond has transferred cash to the Company and directly paid the Company's expenses, for which the Company was indebted to Diamond. In addition, the Company and Diamond have common expenses , which have not been allocated between the Company and Diamond. As of June 30, 1999, the Company owed Diamond $312,649. As of June 30, 2000, the Company owed Diamond $465,586. On September 30, 2000, the Company issued 1,800,000 shares of its common stock to Diamond in payment of $454,283 owed to Diamond as of that date. The Company currently does not owe any sums to Diamond.

     Diamond employs David D. Westfere as its President and Chief Executive Officer and he is a director of Diamond. Diamond pays Mr. Westfere a base salary of $46,000 per year.

     Diamond employs Todd D. Chisholm as its Chief Financial Officer and Secretary/Treasurer and he is also a director of Diamond. Mr. Chisholm performs accounting services for Diamond for which he is paid an hourly fee. It is believed that the terms of the arrangement between Mr. Chisholm and the Parent are at least as favorable as terms that could be obtained with a non-affiliated party.

     Furthermore, Mr. Chisholm was a partner of the accounting firm of Crouch, Bierwolf & Chisholm until June 1, 2000, and the proprietor of the accounting firm of Chisholm & Associates thereafter. Both firms have performed accounting services for the Company and for Diamond. For the year ended June 30, 2001, the Company paid $13,817 to Mr. Chisholm for accounting services.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

     Cash and cash equivalents totaled $101,588 at June 30, 2001 compared to $110,275 at June 30, 2000. The decrease in cash of $(8,687) was due primarily to the payment of advances to Diamond Equities, the payment of dividends of $4,510 and the payments on the lease obligation of $2,091. The Company received cash from operating activities of approximately $9,800. The Company's current cash requirements are for the operations of the Company, the purchase of inventory and payments on debt.

     Long term cash requirements are for the support of normal operating expenses, payments of you remaining capital lease obligating, and the payment of preferred dividends it found, funds are anticipated for the acquisition of additional ventures, however, funds will need to be raised to support such new ventures, or to expand operations trough a sales force. The company currently has not located any additional acquisitions. The Company believes that its existing cash and anticipated cash generated from operations will be sufficient to satisfy its currently anticipated cash requirements for fiscal year 2002.

     The Company's principal commitments at June 30, 2001 consist of obligations under capital leases and operating leases for facilities.

RESULTS OF OPERATIONS

     The Company generated revenues from operations of $709,172 with cost of sales of $610,947, and a gross margin of $98,225, (14% of sales) for the year ended June 30, 2001 as compared to revenues of $689,288 with cost of sales of $571,082 and gross profit of $118,206 (17% of sales) for the same period last year. The result is a 3% increase in sales, and a 3% decrease in gross margin. The increase in sales is minimal and equates to approximately $20,000 increased volume of injection molding. The decrease in profit margin is due to the use of outside toolmakers, rather than staffing our own tool room. This has caused us a much lower margin on the tool making revenues.

     Selling, general and administrative expenses were $331,762 for the year ended June 30, 2001 a decrease of $121,978 over the same period last year. The decrease is due in part to the decrease in salary costs of approximately $92,000, due to the decrease in personnel. There were also decreases in various overhead expenses from the continuing effort to minimize our operating expenses.

     Management anticipates that general selling and administrative expenses will continue to remain constant for the upcoming year, with a possible slight decrease as we continue to search for ways to decrease operating overhead.

     The Company incurred a loss of $(234,103) for the year ended June 30, 2001 compared to a loss of $(337,009) for the same time period a year ago. The $103,000 increase in our bottom line is due primarily to the decrease in wages and other overhead expenses.

     The 2nd fiscal quarter is typically the slowest quarter of the year, due to the holidays and the seasonal aspect to the orders of our customers. No other seasonal aspects of the Company's business are expected to have a material effect on the financial conditions or results of operations.

PLAN OF OPERATIONS

     The Company's plan for fiscal 2002 is to increase sales in the plastic molding operations through the addition of new customers through our current contacts in the industry and the exploration of potential acquisitions of small plastic operations. Management intends to increase revenues to more closely reach the manufacturing capacity of our Mesa, Arizona plant in order to achieve maximum profit.

     The Company intends to also become involved in Diamond Equities' plans to assemble their prototype motorcycle, which will be done in the Mesa, Arizona plant. Personnel from the Company will be used to facilitate the Parents plans of operations for the motorcycle division. The Company plans to receive revenues for their involvement in this business venture.

     THE FOREGOING ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES EXCHANGE ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND IS SUBJECT TO THE SAFE HARBORS CREATED THEREBY. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING
FACTORS: LOSSES DUE TO AN UNPROFITABLE NEW LINE OF BUSINESS; THE CONTINUED EMPLOYMENT OF KEY MANAGEMENT; A CHANGE IN CONTROL OF THE COMPANY DUE TO THE CONVERSION BY DINGAAN HOLDINGS, S.A. OF ITS SERIES B PREFERRED STOCK OR OTHER EVENTS.

ITEM 7. FINANCIAL STATEMENTS

     The following financial statements are attached hereto and incorporated herein:

                                                                           Page
                                                                           ----
     Independent Auditor's Report                                           F-1

     Predecessor Independent Auditor Report                                 F-2

     Balance Sheet for the Year Ended June 30, 2001                         F-3

     Statements of Operations for the Years Ended June 30, 2001
       and 2000                                                             F-4

     Statements of Stockholder's Equity (Deficit) for the years
       ended June 30, 2001 and 2000                                         F-5

     Statements of Cash Flows for the years ended June 30, 2001,
       and 2000                                                             F-6

     Notes to Financial Statements                                          F-8

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     On July 30, 2000, the Company replaced its former auditor, King Weber & Associates, P.C. of Tempe Arizona with Mantyla McReynolds of Salt Lake City, Utah. In the audited financial statements for the year ended June 30, 1999, King, Weber & Associates, P.C. qualified the financial statements stating there was doubt of the Company's ability to continue as a going concern. The Board of Directors authorized the change in accountants. However, there were no material disagreements between the management of the Company and the conclusions of King, Weber & Associates, and P.C. in its financial statements. Rather, the Company terminated its engagement with King, Weber & Associates, and P.C. because the corporate structure of Diamond and its subsidiaries, including the Company, with Diamond as an investment company parent, is outside of the practice focus of King, Weber & Associates.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

     The following table lists the directors and executive officers of the Company. Directors of the Company are elected annually at each annual meeting of shareholders. Executive officers serve at the pleasure of the Board of Directors.

       NAME             AGE             POSITION                TERM AS DIRECTOR
       ----             ---             --------                ----------------
David D. Westfere       35       Director, President and
                                 Chief Executive Officer              2001

Todd D. Chisholm        39       Director, Chief Financial
                                 Officer and Secretary                2001

John O. Hoffman         37       Director                             2001


The following information is provided for each of the executive officers and directors of the Company:

     DAVID WESTFERE, 35, has been the President and Chief Executive Officer and a Director of the Company since its inception in 1997. Mr. Westfere presently works part time for the Company, and since 1999 he has also been the owner-operator of a towing service company. Mr. Westfere also has been President, Chief Executive Officer and a Director of Diamond since April 6, 1995. From September 1984 to June 1987 Mr. Westfere attended the University of Akron.

     TODD D. CHISHOLM, 39, has been the Chief Financial Officer, Secretary, and a Director of the Company since its inception. In addition, Mr. Chisholm has been the Chief Financial Officer, Secretary, and a Director of Diamond since June 27, 1995. Since April 1995 he has also been the vice-president and chief financial officer of The Solarium, Inc., a privately held travel and tanning center. Mr. Chisholm has been a certified public accountant since 1992, serving as President of the accounting firm Chisholm & Associates since June 1, 2000, and as a partner of the accounting firm Crouch, Bierwolf & Chisholm from May 1995 to June 1, 2000. Mr. Chisholm received a Bachelor of Arts degree in business from the University of Utah.

     Mr. Chisholm, performs accounting services for the Company for which he is paid an hourly fee. It is believed that the terms of the arrangement between Mr. Chisholm and the Company are at least as favorable as terms that could be obtained with a non-affiliated party.

     JOHN O. HOFFMAN, 37, has been a director and the Chief Operating Officer of the Company since its inception. Mr. Hoffman is the current Co-Owner and CEO of Orion Environmental Southwest, Inc., a Stage II Environmental Compliance Testing company specializing in the service station industry. Mr. Hoffman was the President/CEO and Owner of Premier Plastics Corporation from 1994 to 1998. From 1992 to 1994, Mr. Hoffman was Senior Operations Engineer and Manager of Site Development for Taco Bell Corporations/PepsiCo in Irvine California. In addition, Mr. Hoffman has also worked as a design manager for business transactions that included forecasting and labor scheduling systems, the creation and maintenance of operational standard databases and various labor savings, trade-off, and Human Factors/Ergonomics studies. From 1990 to 1992, Mr. Hoffman worked as a Industrial/Manufacturing Engineer at Northrop Corporation's B-2 Division in Pico Rivera California.

ITEM 10. EXECUTIVE COMPENSATION.

     The following table summarizes the compensation payable to executive officers:

                      SUMMARY COMPENSATION TABLE

                              ANNUAL COMPENSATION          LONG TERM COMPENSATION AWARDS
                             ---------------------    -----------------------------------------
NAME &              YEAR                                               RESTRICTED   SECURITIES
PRINCIPAL          ENDING                              OTHER ANNUAL       STOCK     UNDERLYING
POSITION          JUNE 30    SALARY($)   BONUS ($)    COMPENSATION($)   AWARD(S)      OPTIONS
--------          -------    ---------   ---------    ---------------   --------      -------
David Westfere     2000       30,000         0               0              0         100,000
President &        1999       40,000         0               0              0         100,000
CEO, Director

     No executive officer of the Company received any compensation exceeding $100,000 for the fiscal years ended June 30, 2000 or 2001.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)

                   NUMBER OF
                   SECURITIES         PERCENT OF TOTAL
                   UNDERLYING           OPTIONS/SARS              EXERCISE
                  OPTIONS/SARS     GRANTED TO EMPLOYEES    OR BASE EXPIRATION
    NAME           GRANTED (#)         IN FISCAL YEAR           PRICE ($/SH)       DATE
    ----           -----------         --------------           ------------       ----
David Westfere    100,000(1)               100                     $0.02         5/31/03

----------
(1) The Company adopted an employee stock option plan in June 1998 pursuant to which options may be granted to key employees and/or officers who are selected by the Board of Directors. The exercise price of the options granted pursuant to the Plan is determined by the Board of Directors on a case-by-case basis. Options are exercisable over a three-year period and only while the optionee remains an employee of the Company, except that, in the event of an optionee's termination of employment by reason of disability or death while an employee, the option may be exercisable until one year after the employee's termination or death. The Plan allows granting of up to 2,400,000 shares of the Company's common stock. As of June 30, 2000, 1,500,000 options have been granted and exercised for services valued at $60,000. No other options have been granted under the Plan, and there are no other options currently outstanding.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                              AND FY-END OPTION/SAR
                                     VALUES

                                                   NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                   SHARES                         UNDERLYING UNEXERCISED          IN-THE-MONEY
                ACQUIRED ON        VALUE        OPTIONS/SARS AT FY END(#)     OPTIONS/SARS AT FY END
    NAME        EXERCISE (#)    REALIZED ($)    EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
    ----        ------------    ------------    -------------------------   -------------------------
David Westfere    500,000         $20,000                   0                          0

DIRECTOR COMPENSATION

     Directors are permitted to receive fixed fees and other compensation for their services as directors, as determined by the Board of Directors. No amounts have been paid to directors of the Company in such capacity.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information concerning the Common Stock ownership as of June 30, 2001, of (i) each person who is known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock; (ii) all directors; (iii) each of the executive officers; and (iv) directors and executive officers of the Company as a group:

TITLE OF    NAME AND ADDRESS OF         AMOUNT AND NATURE OF
 CLASS       BENEFICIAL OWNER            BENEFICIAL OWNER(1)    PERCENT OF CLASS
 -----       ----------------            -------------------    ----------------
Common      Diamond Equities, Inc.           8,372,000               62.95%
            216 South Alma School Road
            Suite 10
            Mesa, Arizona 85210

Common      John O. Hoffman                  1,100,000                8.27%
            Director
            4237 E. Hazelwood
            Phoenix, Arizona 85018

Common      Cowley Group, Ltd.               1,000,000                7.52%
            Sea Meadow House
            P.O. Box 116
            Road Town, Tortola
            British Virgin Islands

Common      David D. Westfere                  764,000                5.74%
            President & CEO, Director
            105 E. Ellis Drive
            Tempe, Arizona 85282

Common      Todd D. Chisholm                   764,000                5.74%
            CFO, Director
            28 North Fairway Drive
            North Salt Lake, UT 84054

Common      Directors and Officers           2,628,000               19.76%
            as a Group

----------
(1)  These Shares are held directly and of record by the indicated shareholders.

     The shares of the Company's Preferred Stock, which are issued and outstanding, are non-voting.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Diamond is the parent of the Company, which currently owns approximately 63% of the outstanding Common Stock of the Company. From the inception of the Company, Diamond has transferred cash to the Company and directly paid the Company's expenses, for which the Company was indebted to Diamond. In addition, the Company and Diamond have common expenses , which have been allocated between the Company and Diamond. As of June 30, 1999, the Company owed Diamond $312,649. As of June 30, 2000, the Company owed Diamond $465,586. On September 30, 2000, the Company issued 1,800,000 shares of its common stock to Diamond in payment of $454,283 owed to Diamond as of that date. The Company currently does not owe any sums to Diamond.

     Diamond employs David D. Westfere as its President and Chief Executive Officer and he is a director of Diamond. Diamond pays Mr. Westfere a base salary of $46,000 per year. For the year ended June 30, 2001, the Company paid $26,667 to Mr. Westfere in salary and $5,506 in medical insurance and other employee benefits.

     Diamond employs Todd D. Chisholm as its Chief Financial Officer and Secretary/Treasurer and he is also a director of Diamond. Mr. Chisholm performs accounting services for Diamond for which he is paid an hourly fee. It is believed that the terms of the arrangement between Mr. Chisholm and the Parent are at least as favorable as terms that could be obtained with a non-affiliated party.

     Mr.  Chisholm was a partner of the  accounting  firm of Crouch,  Bierwolf &
Chisholm until June 1, 2000, and the proprietor of the accounting firm of Chisholm & Associates thereafter. Both firms have performed accounting services for the Company and for Diamond. For the year ended June 30, 2001, the Company paid $13,817 to Mr. Chisholm for accounting services.

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K.

     (a) The following exhibits are furnished with this Report pursuant to Item 601 of Regulation SB-2.

Exhibit Number      Description of Exhibit
--------------      ----------------------
     2.1            Articles of Incorporation
                    This  Amendment  to Form  10-SB  incorporates  by  reference
                    Exhibit 2.1 that the Company had previously filed with the SEC on January 24, 2001.

     2.2            Amendment to Articles of Incorporation
                    This  Amendment  to Form  10-SB  incorporates  by  reference
                    Exhibit 2.2 that the Company had previously filed with the SEC on January 24, 2001.

     2.3            Bylaws
                    This  Amendment  to Form  10-SB  incorporates  by  reference
                    Exhibit 2.3 that the Company had previously filed with the SEC on January 24, 2001.

     3.1            Form of Certificate of Common Stock
                    This  Amendment  to Form  10-SB  incorporates  by  reference
                    Exhibit 3.1 that the Company had previously filed with the SEC on January 24, 2001.

     3.2            Form of Certificate of Class A Preferred Stock
                    This  Amendment  to Form  10-SB  incorporates  by  reference
                    Exhibit 3.2 that the Company had previously filed with the SEC on January 24, 2001.

     3.3 Certificate of Designation, Preferences, Rights & Limitations for Class A Preferred Stock
                    This  Amendment  to Form  10-SB  incorporates  by  reference
                    Exhibit 3.3 that the Company had previously filed with the SEC on January 24, 2001.

     3.4 Confidential Disclosure Statement of September 29, 1998 for Class A Preferred Stock
                    This  Amendment  to Form  10-SB  incorporates  by  reference
                    Exhibit 3.4 that the Company had previously filed with the SEC on January 24, 2001.

     6.1 Asset Purchase Agreement between the Company, Diamond and Premier Plastics Corp, dated June 15, 1998
                    This  Amendment  to Form  10-SB  incorporates  by  reference
                    Exhibit 6.1 that the Company had previously filed with the SEC on January 24, 2001.

     6.2a Asset Purchase Agreement between the Company, Precision and Accurate Thermoplastics, Inc., dated July 15, 1998
                    This  Amendment  to Form  10-SB  incorporates  by  reference
                    Exhibit 6.2a that the Company had previously filed with the SEC on January 24, 2001.

     6.2b Promissory Note made by Precision in favor of Accurate dated July 15, 1998
                    This  Amendment  to Form  10-SB  incorporates  by  reference
                    Exhibit 6.2b that the Company had previously filed with the SEC on January 24, 2001.

     6.3 Employment Agreement between the Company and David Westfere dated June 1, 1998
                    This  Amendment  to Form  10-SB  incorporates  by  reference
                    Exhibit 6.3 that the Company had previously filed with the SEC on January 24, 2001.

     6.4 Employment Agreement between the Company and John Hoffman dated June 15, 1998
                    This Amendment to Form 10-SB hereby withdraws Exhibit 6.4 that the Company had previously filed with the SEC on January 24, 2001.

     6.5            Employee Stock Option Plan of June 1, 1998
                    This  Amendment  to Form  10-SB  incorporates  by  reference
                    Exhibit 6.5 that the Company had previously filed with the SEC on January 24, 2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PRECISION PLASTICS MOLDING, INC.
                                   Registrant

                                   By: /s/ David D. Westfere
                                       -----------------------------------------
                                       David D. Westfere, President

Date: October 16, 2000

                                   By: /s/ Todd D. Chisholm
                                       -----------------------------------------
                                       Todd D. Chisholm, Chief Financial Officer
Date: October 16, 2001

                          Independent Auditors' Report


The Board of Directors and Shareholders of
Precision Plastics Molding, Inc.

We have audited the accompanying balance sheet of Precision Plastics Molding, Inc. as of June 30, 2001, and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Precision Plastics Molding, Inc., as of June 30, 2001, and the results of operations and cash flows for the periods ended June 30, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has accumulated losses from operations since its inception and has experienced declining revenue which raises substantial doubt about the ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        /s/ Mantyla McReynolds

Salt Lake City, Utah
August 4, 2001

                        PRECISION PLASTICS MOLDING, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2001


                                     ASSETS
CURRENT ASSETS
  Cash & cash equivalents - Note 2                                  $   101,588
  Accounts receivable - net of allowance of $10,000 - Note 12           110,687
  Inventory - Notes 2 & 5                                                71,989
                                                                    -----------
        TOTAL CURRENT ASSETS                                            284,264

PROPERTY AND EQUIPMENT - Note 2 & 7
  Property and equipment                                              1,006,676
  Less: Accumulated depreciation                                       (608,848)
                                                                    -----------
        NET PROPERTY AND EQUIPMENT                                      397,828
OTHER ASSETS
  Deposit                                                                 6,750
                                                                    -----------
        TOTAL OTHER ASSETS                                                6,750

        TOTAL ASSETS                                                $   688,842
                                                                    ===========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                  $    23,763
  Accrued liabilities                                                    77,295
  Current portion of capital leases - Note 13                             2,287
                                                                    -----------
        Total Current Liabilities                                       103,345

Long-Term Liabilities
  Capital leases payable - Note 13                                        2,287
  Less current portion of capital leases                                 (2,287)
                                                                    -----------
        Total Long-Term Liabilities                                           0
                                                                    -----------
        Total Liabilities                                               103,345

Stockholders' Equity - Notes 11 & 14
  Preferred stock -- Series A 10%, $1,000 par value,
    1,000 shares authorized, 36 shares issued and outstanding,
    liquidation preference of $36,000                                    36,000
  Common stock -- 50,000,000 shares authorized, $.001 par
    value; 13,300,000 shares issued and outstanding                      13,300
  Additional paid-in capital                                          1,323,072
  Accumulated deficit                                                  (786,875)
                                                                    -----------
        TOTAL STOCKHOLDERS' EQUITY                                      585,497
                                                                    -----------

        TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                    $   688,842
                                                                    ===========

                 See accompanying notes to financial statements

                        PRECISION PLASTICS MOLDING, INC.
                  STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
                             JUNE 30, 2001 AND 2000


                                                   YEAR ENDED       YEAR ENDED
                                                     6/30/01          6/30/00
                                                  ------------     ------------
Revenues - Note 2                                 $    709,172     $    689,288
Cost of sales                                          610,947          571,082
                                                  ------------     ------------

        GROSS PROFIT                                    98,225          118,206
                                                  ------------     ------------

OPERATING EXPENSES
  Marketing, general and administrative                331,762          453,740
                                                  ------------     ------------
  Total Operating Expenses                             331,762          453,740
                                                  ------------     ------------
        NET LOSS FROM OPERATIONS                      (233,537)        (335,534)
Other Income/(Expense)
  Interest expense                                        (566)          (1,475)
                                                  ------------     ------------
        TOTAL OTHER INCOME/(EXPENSE)                      (566)          (1,475)
                                                  ------------     ------------

        NET LOSS BEFORE TAXES                         (234,103)        (337,009)

        PROVISION FOR INCOME TAXES                           0                0
                                                  ------------     ------------

        NET LOSS                                  $   (234,103)    $   (337,009)
                                                  ============     ============

BASIC LOSS/SHARE - NOTES 2 & 3
CONTINUING OPERATIONS                             $      (0.02)    $      (0.03)
                                                  ------------     ------------

WEIGHTED AVERAGE NUMBER SHARES                      12,850,000        9,791,665
                                                  ============     ============

                 See accompanying notes to financial statements

                        PRECISION PLASTICS MOLDING, INC.
                   STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)
               FOR THE YEARS ENDED JUNE 30, 2001 AND JUNE 30, 2000

                              COMMON                   ADDITIONAL
                              SHARES        COMMON      PAID-IN     PREFERRED               ACCUMULATED
                              ISSUED         STOCK      CAPITAL       SHARES     AMOUNT       DEFICIT        TOTAL
                             ---------     --------    ----------   ---------   --------    -----------    ---------
BALANCE, JUNE 30, 1999       1,000,000     $  1,000    $  641,089         36    $ 36,000    $ (208,563)    $ 469,526
                            ----------     --------    ----------   ---------   --------    ----------     ---------

8 for 1 split                7,000,000        7,000        (7,000)

Stock issued for cash        2,000,000        2,000       178,000                                            180,000

Stock issued for services    1,500,000        1,500        58,500                                             60,000

Preferred dividends                                                                             (3,600)       (3,600)

Net loss for the year
ended June 30, 2000                                                                           (337,009)     (337,009)
                            ----------     --------    ----------   ---------   --------    ----------     ---------

BALANCE, JUNE 30, 2000      11,500,000     $ 11,500    $  870,589         36    $ 36,000    $ (549,172)    $ 368,917

Issued stock to
shareholder for debt,
September 30, 2000           1,800,000        1,800       452,483                                            454,283

Preferred dividends                                                                             (3,600)       (3,600)

Net loss for the year
ended June 30, 2001                                                                           (234,103)     (234,103)
                            ----------     --------    ----------   ---------   --------    ----------     ---------

BALANCE, JUNE 30, 2000      13,300,000     $ 13,300    $1,323,072         36    $ 36,000     $(786,875)    $ 585,497
                            ==========     ========    ==========   =========   ========    ==========     =========

                 See accompanying notes to financial statements

                        PRECISION PLASTICS MOLDING, INC.
                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000


                                                        YEAR ENDED    YEAR ENDED
                                                          6/30/01       6/30/00
                                                         ---------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                 $       0    $(337,009)

Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                            209,955      208,513
  Allowance accounts receivable                                904       (4,510)
  Stock issued for compensation                                  0       60,000
  Decrease/(increase) in accounts receivable               (27,985)     119,342
  Increase/(decrease) in accounts payable                    9,851      (81,469)
  Increase/(decrease) in other current liabilities          24,585       (3,058)
  Decrease/(increase) in inventories                        26,592       85,562
  Increase/(decrease) in customer deposits                       0       (8,809)
  Decrease/(increase) in prepaid expenses                        0        6,628
                                                         ---------    ---------
    NET CASH PROVIDED /(USED) BY OPERATING ACTIVITIES      243,902       45,190

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, machinery and equipment               (582)     (13,931)
                                                         ---------    ---------
    NET CASH USED FOR INVESTING ACTIVITIES                    (582)     (13,931)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds form issuance of common stock                         0      180,000
  Principal payments on capital leases                      (2,091)     (33,435)
  Settlement on note payable                                     0     (165,000)
  Payment of dividends                                      (4,510)      (3,567)
  Payable to parent                                        (11,303)      38,143
                                                         ---------    ---------
    NET CASH PROVIDED BY FINANCING ACTIVITIES              (17,904)      16,141
                                                         ---------    ---------
    NET INCREASE/(DECREASE) IN CASH                        225,416       47,400
BEGINNING CASH AND CASH EQUIVALENTS                        110,275       62,875
                                                         ---------    ---------
ENDING CASH AND CASH EQUIVALENTS                         $ 335,691    $ 110,275
                                                         =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the year for interest               $     566    $   1,475
    Cash paid during the year for income taxes           $       0    $      50

NONCASH INVESTING AND FINANCING ACTIVITIES
    Stock issued for services                            $       0    $  60,000
    Stock issued to parent in settlement of debt         $ 454,283    $       0


                 See accompanying notes to financial statements

                        PRECISION PLASTICS MOLDING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

     Precision Plastics Molding, Inc. (the "Company") was formed in Nevada in November 1997 for the purpose of acquiring the assets of two or more small, custom injection plastic molders. The Company is a majority owned subsidiary of Diamond Equities, Inc. which owned 63% of the Company at June 30, 2001.

     On June 15, 1998 the Company purchased the assets of a plastic injection molding business. On July 20, 1998 the Company purchased the assets of a second plastic injection molding business. The businesses are located in Arizona and business is generated in the southwestern United States.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CASH AND CASH EQUIVALENTS

     Include  all  short-term   highly  liquid   investments  that  are  readily
     convertible to known amounts of cash and have original maturities of three months or less.

     INVENTORIES

     Consist of finished goods, work in process and raw materials and are stated at the lower of cost (specific identification) or market.

     INCOME TAXES

     The Company provides for income taxes based on the provisions of Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES, which among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of financial statements.

     PROPERTY, MACHINERY AND EQUIPMENT

     Property, machinery and equipment are stated at cost and are depreciated on the straight-line method over their respective estimated useful lives ranging from 3 to 7 years. Expenditures for maintenance and repairs are charged to expense as incurred.

     REVENUE RECOGNITION

     The Company recognizes revenue upon shipment of product.

                        PRECISION PLASTICS MOLDING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [continued]

     ADVERTISING EXPENSES

     The Company expenses advertising costs as incurred. Advertising expenses were $686 and $1,796 for the years ended June 30, 2001 and 2000, respectively.

     FINANCIAL INSTRUMENTS

     Financial instruments consist primarily of cash, restricted cash, accounts receivable, and obligations under accounts payable, accrued expenses, debt, payable to parent, and capital lease instruments. The carrying amounts of cash, accounts receivable, accounts payable, accrued expenses and short-term debt approximate fair value because of the short maturity of those instruments. The carrying value of the Company's capital lease arrangements approximates fair value because the instruments were valued at the retail cost of the equipment at the time the Company entered into the arrangements.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     LOSS PER COMMON SHARE

     Net loss per common share is calculated under the provisions of SFAS No. 128 EARNINGS PER SHARE, by dividing net loss by the weighted average number of common shares outstanding. Diluted earnings per share are not presented because the effect of considering the convertible preferred stock would be antidilutive for both years ending June 30, 2001 and 2000.

NOTE 3 - LIQUIDITY

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses for the years ended June 30, 2001 and 2000. Revenues have also declined from levels achieved in prior years, which may not be adequate to provide for future capital improvements. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recover ability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

     Management of the Company is attempting to obtain additional capital and to increase the level of operations. Management believes if these objectives can be achieved it can begin profitable operations which will enable the Company to continue as a going concern.

                        PRECISION PLASTICS MOLDING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001


NOTE 4 - LOSS PER SHARE

     Loss per share calculation for the year ended June 30, 2001.

                                              (LOSS)       SHARES      PER SHARE
                                              ------       ------      ---------
     Net Loss                               $ (234,103)   12,850,000
     Preferred Stock Dividends                  (3,600)
                                            ----------
                                            $ (237,703)
                                            ==========
     BASIC EARNINGS PER SHARE
                                            ----------                 -------
        Loss Available to Common
          Shareholders                      $ (237,703)   12,850,000   $ (0.02)
                                            ----------                 -------
     Effect of Dilutive Securities
        Preferred Stock                            N/A

     DILUTED EARNINGS PER SHARE                    N/A


     Loss per share calculation for the year ended June 30, 2000.

                                              (LOSS)       SHARES      PER SHARE
                                              ------       ------      ---------
     Net Loss                               $ (377,009)   9,791,665

     Preferred Stock Dividends                  (3,600)
                                            ----------
                                            $ (380,609)
                                            ==========

     BASIC EARNINGS PER SHARE
        Loss Available to Common
          Shareholders                      $ (380,609)   9,791,665     $ (0.03)
                                            ----------                  -------
     Effect of Dilutive Securities

        Preferred Stock                            N/A

     DILUTED EARNINGS PER SHARE                    N/A

     Diluted earnings per share are not presented for the years ended June 30, 2001 and 2000 because the effect of considering the convertible preferred stock would be antidilutive for each year.

NOTE 5 - INVENTORIES

     Inventories consist of the following at June 30, 2001:

          Raw Materials                                        $   26,708
          Finished Goods                                           45,281
                                                               ----------
            Total Inventory                                    $   71,989
                                                               ==========

                        PRECISION PLASTICS MOLDING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 6 - CUSTOMER DEPOSITS

     The Company requires a fifty percent deposit at time of order placement for tool work and recognizes the deposit as revenue upon shipment of order.

NOTE 7 - PROPERTY, MACHINERY AND EQUIPMENT

     Property, machinery and equipment consist of the following at June 30, 2001:

                                                      ACCUMULATED
                                           COST       DEPRECIATION    NET VALUE
                                        ----------     ----------     ----------
          Equipment                     $  915,060     $  528,006     $  387,054

          Leasehold improvements            51,633         50,199          1,434
          Furniture and fixtures            12,208          7,196          5,012
          Office equipment                  26,525         22,232          4,293
          Vehicles                           1,250          1,215             35
                                        ----------     ----------     ----------
            TOTALS:                     $1,006,676     $  608,848     $  397,828
                                        ==========     ==========     ==========

     Office equipment includes $8,097 less $4,723 in accumulated amortization on equipment under capital lease. Depreciation expense, including lease amortization, for the years ended June 30, 2001 and 2000 was $209,955 and $208,513, respectively.

NOTE 8 - BUSINESS ACQUISITIONS

     On July 20, 1998, the Company purchased substantially all of the operating assets of Accurate Thermoplastics, Inc., a plastic injection molding business in Mesa, Arizona. The acquisition was recorded under the purchase method of accounting. The aggregate purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair market values. The aggregate consideration paid approximated the fair market value of the net assets acquired and no goodwill was recorded. Operating results are included in the accompanying consolidated financial statements for the periods presented.

NOTE 9 - OPERATING LEASE

     The Company leases its operations facility under an operating lease that expired in July 1999. The rental agreement has been month to month since July 1999. Rent expense under the lease was approximately $78,095 and $83,874 for the years ended June 30, 2001 and 2000.

NOTE 10 - INCOME TAXES

     The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. Income taxes for the years ended June 30, 2001 and 2000 consisted of the following:

                        PRECISION PLASTICS MOLDING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 10  INCOME TAXES (continued)

                                                                  TAX       RATE
                                                               ---------    ----
     Net operating loss (expires through 2021)    $ 783,103    $ 328,903     42%
     Valuation allowance                                        (328,903)
                                                               ---------
     Deferred tax asset 6/30/2001                              $       0
                                                               =========

     The allowance has increased $98,323 from $230,580 as of June 30, 2000. For the years ending June 30, 2001 and 2000 the Company had no significant income tax expense or liability as a result of net operating losses incurred. Currently, there is no reasonable assurance that the Company will be able to take advantage of deferred tax assets, thus, an offsetting allowance has been established for the deferred asset.

NOTE 11 - EMPLOYEE STOCK OPTION PLAN

     The Company adopted an employee stock option plan in June 1998 pursuant to which options may be granted to key employees and/or officers who are selected by the Board of Directors. The exercise price of the options granted pursuant to the Plan are determined by the Board of Directors on a case-by-case basis. Options are exercisable over a three year period and only while the optionee remains an employee of the Company, except that, in the event of an optionee's termination of employment by reason of disability or death while an employee. The Plan allows granting of up to 2,400,000 shares of Precision common stock. On June 26, 2000, 1,500,000 options were granted to five individuals and exercised at the price of $.04 per share for services valued in aggregate at $60,000. No other options have been granted under the Plan.

NOTE 12 - CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

     Financial instruments that potentially subject the Company to concentrations of credit risk are primarily accounts receivable. Approximately $93,000 of the accounts receivable balance at June 30, 2001 is due from two significant customers. Approximately 56% of the Company's revenue for the year ended June 30, 2001 was derived from two customers, including 36% and 20% from each customer.

NOTE 13 - CAPITAL LEASES

     The Company leases office equipment under capital leases expiring through June 2002. The following presents future minimum lease payments under capital lease and present value of minimum lease payments through June 30, 2002:

     Total minimum lease payments                                  $ 2,400
     Less amount representing interest                                 113
                                                                   -------
     Present value of minimum lease payments                       $ 2,287
                                                                   -------
          Current portion                                            2,287
                                                                   -------
          Long-term portion                                        $     0
                                                                   -------

                        PRECISION PLASTICS MOLDING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 13 - CAPITAL LEASES (continued)

     Gross cost and accumulated amortization of equipment under the capital leases at June 30, 2001 was approximately $8,097 and $4,723, respectively.

NOTE 14 - STOCKHOLDERS' EQUITY

     PREFERRED STOCK

     The Company sold 36 shares of the Series A 10%, $1,000 par value, Cumulative Preferred Stock for $36,000 during the year ended June 30, 1999. The Series A has a liquidation preference of $36,000. The shares are convertible into units of four hundred shares of common stock and warrants to purchase two hundred shares of common stock at $4.50 per share. Dividends of $4,510 were paid during the year ended June 30, 2001, including $910 which was accrued at June 30, 2000.

     COMMON STOCK

     In September of 1999 the Company issued 2,000,000 shares of common stock to various investors. The shares were valued at $0.09 per share.

     On June 26, 2000 the Company issued 1,500,000 common stock to various employees for services rendered. The shares were valued at $0.04 per share.

     On September 30, 2000, the Company converted debt to the parent company of $454,283 to equity by issuing 1,800,000 shares of common stock.

NOTE 15 - RELATED PARTY TRANSACTIONS

     An officer and director of the Company performs accounting services for the Company through his accounting firm at its hourly rates for compilation services and for any additional work. The Company paid $13,817 and $7,922 to the officer's accounting firm for the years ended June 30, 2001 and 2000, respectively.

     The Company has received assistance and advances from its parent Company from time to time. Expenses paid by the parent on behalf of the Company are reimbursed through the payable to parent account. There is no balance due to the parent as of June 30, 2001.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

     Precision entered into an employment agreement on July 1, 1998 for an initial term of three years. The employee is to receive a base salary of $40,000 and shall be adjusted annually by the increase, if any, in the cost of living. The employee is entitled to an annual bonus as determined by the Board of Directors. The balance due and accrued on this contract as of June 30, 2001 is $76,397.