Form 10QSB
period 2001-09-30
PRECISION PLASTICS MOLDING INC
filed 2001-11-21
CIK 1133145

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended September 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period From __________ to __________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 13, 2001, Precision Plastics Molding, Inc. had 13,300,000 shares of its $0.001 par value common stock outstanding.

                        PRECISION PLASTICS MOLDING, INC.
                                   FORM 10-Q

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

  Balance Sheets - September 30, 2001 and June 30, 2001..................   3-4

  Statements of Operations for the Three Months
   Ended September 30, 2001 and 2000.....................................     5

  Statement of Cash Flows - for the Three Months
   Ended September 30, 2001 and 2000.....................................   6-7

  Notes to Financial Statements..........................................     8

  Management's Discussion and Analysis of Financial Condition
   and Results of Operations.............................................     9

PART II. OTHER INFORMATION ..............................................    10

                        Precision Plastics Molding, Inc.
                                 Balance Sheets

                                     ASSETS

                                                   September 30,      June 30,
                                                       2001             2001
                                                   ------------       --------
                                                   (Unaudited)        (Audited)
CURRENT ASSETS
  Cash                                               $119,695         $101,588
  Receivables
   Trade accounts, net of allowance for doubtful
    accounts of $10,000 at September 30, 2001 and
    June 30, 2001                                      69,322          110,687
  Inventory                                            88,840           71,989
                                                     --------         --------

     Total Current Assets                             277,857          284,264
                                                     --------         --------

PROPERTY AND EQUIPMENT                                349,058          397,828
                                                     --------         --------

OTHER ASSETS
  Other Assets                                          6,750            6,750
                                                     --------         --------

     Total Other Assets                                 6,750            6,750
                                                     --------         --------

                                                     $633,665         $688,842
                                                     ========         ========

                See accompanying notes to financial statements.

                        Precision Plastics Molding, Inc.
                           Balance Sheets (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               September 30,         June 30,
                                                                   2001                2001
                                                               ------------        -----------
CURRENT LIABILITIES
  Accounts payable                                              $    56,263        $    23,763
  Accrued expenses                                                   77,294             77,295
  Capital lease obligation-current portion                            1,734              2,287
  Payable to parent company                                              --                 --
                                                                -----------        -----------

     Total Current Liabilities                                      135,291            103,345
                                                                -----------        -----------
LONG-TERM LIABILITIES
  Capital lease obligations                                              --                 --
                                                                -----------        -----------
     Total Long-term liabilities                                         --                 --
                                                                -----------        -----------

     Total Liabilities                                              135,291            103,345
                                                                -----------        -----------
STOCKHOLDERS' EQUITY
  Convertible preferred stock, $1,000 par, 10% convertible,
   series A; 1,000 shares authorized; 36 shares issued
   and outstanding, liquidation preference of $36,000                36,000             36,000
  Common stock, $.001 par value; 50,000,000 shares
   authorized; 13,300,000 shares issued and outstanding              13,300             13,300
  Additional paid-in capital                                      1,323,073          1,323,072
  Accumulated deficit                                              (873,999)          (786,875)
                                                                -----------        -----------

     Total Stockholders' Equity                                     498,374            585,497
                                                                -----------        -----------

                                                                $   633,665        $   688,842
                                                                ===========        ===========

                See accompanying notes to financial statements.

                        Precision Plastics Molding, Inc.
                            Statements of Operations
                                   (Unaudited)


                                                   For the Three Months Ended
                                                          September 30,
                                                 ------------------------------
                                                     2001              2000
                                                 ------------      ------------

Net sales                                        $    129,054      $    289,642

Less cost of sales                                    123,495           156,131
                                                 ------------      ------------

Gross profit                                            5,559           133,512

Selling, general and administrative expenses           96,132           112,913
                                                 ------------      ------------

Operating income or (loss)                            (90,573)           20,599
                                                 ------------      ------------

Other income and (expenses), net                        4,346              (138)
                                                 ------------      ------------

Net income (loss) before income taxes                 (86,227)           20,461

Provision for income taxes                                 --                --
                                                 ------------      ------------

Net loss                                         $    (86,227)     $     20,461
                                                 ============      ============

Net income or (loss) per share                   $       (.01)     $        .00
                                                 ============      ============

Weighted Average Shares Outstanding                13,300,000        13,300,000
                                                 ============      ============

                See accompanying notes to financial statements.

                        Precision Plastics Molding, Inc.
                            Statements of Cash Flows
                                   (Unaudited)


                                                      Ror the Three Months Ended
                                                             September 30,
                                                      --------------------------
                                                        2001             2000
                                                      --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $(86,227)        $ 20,461
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                      48,770           51,954
  Changes in operating assets and liabilities
   (net of acquisition)
    (Increase) decrease in
      Receivables - trade and other                     41,365          (76,666)
      Inventory                                        (16,851)          (2,520)
      Prepaid expenses and other                            --               --
      Increase (decrease) in
      Accounts payable                                  32,500           30,285
      Accrued liabilities                                   --           (9,646)
                                                      --------         --------

        Net Cash Provided from Operating Activities     19,557           13,868
                                                      --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                        --               --
  Cash received from sale of investment in sub              --               --
                                                      --------         --------

        Net Cash Provided by Investing Activities     $     --         $     --
                                                      --------         --------

                See accompanying notes to financial statements.

                        Precision Plastics Molding, Inc.
                      Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                      For the Three Months Ended
                                                             September 30,
                                                      --------------------------
                                                         2001            2000
                                                      ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on notes payable                 $    (554)      $    (505)
  Cash received from debt financing                          --              --
  Cash received for issuance of preferred stock              --              --
  Dividends on preferred stock paid                        (896)         (1,396)
                                                      ---------       ---------
     Net Cash Provided (Used) by Financing Activities    (1,450)         (1,901)
                                                      ---------       ---------

INCREASE (DECREASE) IN CASH                              18,107          11,967

CASH, BEGINNING OF PERIOD                               101,588         110,275
                                                      ---------       ---------

CASH, END OF PERIOD                                   $ 119,695       $ 122,242
                                                      =========       =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for income taxes                          $      --       $      --
                                                      =========       =========
  Cash paid for interest                              $     105       $     138
                                                      =========       =========

                See accompanying notes to financial statements.

                        Precision Plastics Molding, Inc.
                               September 30, 2001
                   Notes to Financial Statements (Unaudited)

GENERAL

Precision Plastics Molding, Inc. (the "Company") has elected to omit substantially all footnotes to the financial statements for the three months ended September 30, 2001, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended June 30, 2001.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

     Cash and cash equivalents totaled $119,695 at September 30, 2001 compared to $101,588 at June 30, 2001. The increase in cash was due primarily to the cash provided by operating activities of $19,500. The Companies current cash requirements are for the operations of the Company, the purchase of inventory and payments on commitments and debt.

     Long term cash requirements, other than normal operating expenses, are anticipated for the acquisition of additional plastics ventures, and for new equipment if needed, however, funds will need to be raised to support such new ventures. The Company believes that its existing cash and anticipated cash generated from operations will be sufficient to satisfy its currently anticipated cash requirements for fiscal year 2002.

     The Company's principal commitments at September 30, 2001 consists of obligations under capital leases and operating leases for facilities.

RESULTS OF OPERATIONS

     The Company generated revenues from operations of $129,054 with cost of sales of $123,495, and a gross profit of $5,559, for the quarter ended September 30, 2001 as compared to revenues of $289,642 with cost of sales of $156,131 and gross profit of $133,512 for the same period last year. The decrease in sales is due to the increased difficulties in the economy and thus the decreases in orders taken from our customers.

     Selling, general and administrative expenses were $ 96,132 for the first quarter 2002 a decrease of $16,781 over the same period last year. The decrease is primarily due to the decrease in operations and payroll resulting therefrom.

     Management anticipates that general selling and administrative expenses will continue to remain constant and to increase as operations increase.

     The Company incurred a loss of $(86,227) for the first quarter 2002 compared to a gain of $20,461 for the same time period a year ago. The $106,000 decrease in net income is due to the decrease in sales this quarter of $160,000, and a decrease in gross profit of $130,000.

                        PRECISION PLASTICS MOLDING, INC.
                               SEPTEMBER 30, 2001


     The second fiscal quarter ended December 31 is typically the slowest quarter because our clients slow down or shut down operations during the holiday season. Our operation will therefore, shut down for a few weeks in December. There are no other seasonal aspects of the Company's business which had, or are expected to have, a material effect on the financial conditions or results of operations.

PLAN OF OPERATIONS

     The Company's plan for 2002 is to increase sales via a sales force or acquire an additional plastics company in order to generate sales to more closely achieve our capacity at the Mesa, Arizona facility.

                          PART II -- OTHER INFORMATION

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 21, 2001                PRECISION PLASTICS MOLDING, INC.


                                       By: /s/ David Westfere
                                           --------------------------------
                                           David Westfere, CEO


                                       By: /s/ Todd D. Chisholm
                                           --------------------------------
                                           Todd D. Chisholm, CFO